Form 10-K
period 2024-03-31
Nissan Auto Lease Trust 2023-B
filed 2024-06-28
CIK 1978414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

333-258304-05

(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2023-B

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001978414

333-258304

(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001244832

NISSAN MOTOR ACCEPTANCE COMPANY LLC

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540639

DELAWARE	93-6366780
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (615) 725-1127

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒	Smaller reporting company:	☐

		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1.	Business.

(B)	Item 1A.	Risk Factors.

(C)	Item 1C.	Cybersecurity.

(D)	Item 2.	Properties.

(E)	Item 3.	Legal Proceedings.

Item 1B.		Unresolved Staff Comments.

Nothing to report.

Item 4.		Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. [Reserved]

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated February 26, 2016, and filed by NALL II, as depositor (the “Depositor”) with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, File No. 333-209768)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated February 26, 2016, and filed by the Depositor with the SEC on February 26, 2016, File No. 333-209768)

4.1	Indenture, dated as of June 28, 2023, by and between the Issuing Entity, and U.S. Bank Trust Company, National Association ( “U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 29, 2023, FileNo. 333-258304-05)

10.1	2023-B Series Supplement, dated as of June 28, 2023, by NILT LLC, as member of Nissan-Infiniti LT LLC (the “Titling Company”) (incorporated by reference to Exhibit 10.1 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.2	2023-B Series Servicing Supplement, dated as of June 28, 2023, by and among the Titling Company, NILT LLC, as member, and Nissan Motor Acceptance Company LLC (“NMAC”), as servicer (incorporated by reference to Exhibit 10.2 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.3	Amended and Restated Trust Agreement for the Issuing Entity, dated as of June 28, 2023, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.4	Trust Administration Agreement, dated as of June 28, 2023, by and among the Issuing Entity, NMAC, as administrative agent, the Depositor, and the Indenture Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.5	Series Certificate Transfer Agreement, dated as of June 28, 2023, by and between NALL II, as depositor, and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.6	Series Certificate Sale Agreement, dated as of June 28, 2023, by and between NILT LLC, as transferor and NALL II, as transferee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.7	Asset Representations Review Agreement, dated as of June 28, 2023, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.7 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.8	Securities Account Control Agreement, dated June 28, 2023, among the Issuing Entity, NMAC, as servicer, the Indenture Trustee and U.S. Bank National Association, as intermediary (incorporated by reference to Exhibit 10.8 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.9	Limited Liability Company Agreement of the Titling Company, dated as of April 1, 2021, between NILT LLC, as member, NMAC, as administrator and U.S. Bank, as titling company registrar (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.10	Amended and Restated Servicing Agreement, dated as of April 1, 2021, between the Titling Company, NILT LLC and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.11	Limited Liability Company Agreement of NILT LLC, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.5 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association and U.S. Bank Trust Company, National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c) Not applicable.

Item 16.	Form 10-K Summary.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE

WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets.

Nothing to report.

Items 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Nothing to report.

Items 1115(b) of Regulation AB. Certain Derivatives Instruments.

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

Nothing to report.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with applicable Servicing Criteria.

Nissan Motor Acceptance Company LLC (the “Servicer”) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which Attestation Reports are also attached as exhibits to this Form 10-K. None of the Assessment Reports or the related Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the Servicing Parties.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has provided a statement of compliance for the reporting period, signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISSAN AUTO LEASE TRUST 2023-B

By:	Nissan Motor Acceptance Company LLC,
as servicer

By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date: June 28, 2024

S-1