Form 10-K
period 2025-03-31
Nissan Auto Lease Trust 2023-B
filed 2025-06-27
CIK 1978414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1.	Business.

(B)	Item 1A.	Risk Factors.

(C)	Item 1C.	Cybersecurity.

(D)	Item 2.	Properties.

(E)	Item 3.	Legal Proceedings.

Item 1B.		Unresolved Staff Comments.

Nothing to report.

Item 4.		Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6.	[Reserved]

(C)	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8.	Financial Statements and Supplementary Data.

(F)	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A.	Controls and Procedures.

Item 9B.		Other Information.

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10.	Directors, Executive Officers and Corporate Governance.

(B)	Item 11.	Executive Compensation.

(C)	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13.	Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated February 26, 2016, and filed by NALL II, as depositor (the “Depositor”) with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, File No. 333-209768)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated February 26, 2016, and filed by the Depositor with the SEC on February 26, 2016, File No. 333-209768)

4.1	Indenture, dated as of June 28, 2023, by and between the Issuing Entity, and U.S. Bank Trust Company, National Association ( “U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.1	2023-B Series Supplement, dated as of June 28, 2023, by NILT LLC, as member of Nissan-Infiniti LT LLC (the “Titling Company”) (incorporated by reference to Exhibit 10.1 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.2	2023-B Series Servicing Supplement, dated as of June 28, 2023, by and among the Titling Company, NILT LLC, as member, and Nissan Motor Acceptance Company LLC (“NMAC”), as servicer (incorporated by reference to Exhibit 10.2 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.3	Amended and Restated Trust Agreement for the Issuing Entity, dated as of June 28, 2023, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.4	Trust Administration Agreement, dated as of June 28, 2023, by and among the Issuing Entity, NMAC, as administrative agent, the Depositor, and the Indenture Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.5	Series Certificate Transfer Agreement, dated as of June 28, 2023, by and between NALL II, as depositor, and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.6	Series Certificate Sale Agreement, dated as of June 28, 2023, by and between NILT LLC, as transferor and NALL II, as transferee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.7	Asset Representations Review Agreement, dated as of June 28, 2023, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.7 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.8	Securities Account Control Agreement, dated June 28, 2023, among the Issuing Entity, NMAC, as servicer, the Indenture Trustee and U.S. Bank National Association, as intermediary (incorporated by reference to Exhibit 10.8 of Form 8-K, dated June 29, 2023, File No. 333-258304-05)

10.9	Limited Liability Company Agreement of the Titling Company, dated as of April 1, 2021, between NILT LLC, as member, NMAC, as administrator and U.S. Bank, as titling company registrar (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.10	Amended and Restated Servicing Agreement, dated as of April 1, 2021, between the Titling Company, NILT LLC and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.11	Limited Liability Company Agreement of NILT LLC, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.5 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association and U.S. Bank Trust Company, National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) relating to NMAC

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) relating to U.S. Bank National Association and U.S. Bank Trust Company, National Association

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c) Not applicable.

Item 16.	Form 10-K Summary.

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

Date: June 27, 2025

S-1